Form 10QSB
period 2000-09-30
ARTIBLES INC
filed 2001-01-26
CIK 1126215

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   ----------
                                  FORM 10-Q/SB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 2000
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _________________ to _________________
                             Commission file number

                      ARTIBLES, INC.
             (Exact name of registrant as specified in its charter)

               Michigan                                      38-3321841
    (State of other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    4090 Lake Drive,SE, Grand Rapids, Michigan 		      	49506
    (Address of principal executive office)                  (zip code)

        Registrant's telephone number, including area code: (616)-285-1690

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No_x__


              7,839,975 shares, $.01 par value, as of September 30, 2000 (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date)
Financial Statements.  The following financial statements are included
In this statement:

Accountant's Report

Balance Sheets - September 30, 2000

Statements of Operations and Accumulated Deficit
For the 3 months ended September 30, 2000

Statement of Changes in Stockholders' Equity (Deficit)
For the 3 months ended September 30, 2000

Statement of Cash Flows
For the 3 months ended September 30, 2000

Notes to Financial Statements





                             THOMAS BAUMAN
                       CERTIFIED PUBLIC ACCOUNTANT
                           4 SCHAEFFER STREET
                       HUNTINGTON STATION, NY 17746
                      				Telephone (631) 427-4789
                              Fax (631) 424-3649


To the Board of Directors and Shareholders
Artibles, Inc.
Grand Rapids, MI


			ACCOUNTANT'S REPORT

I have reviewed the accompanying balance sheet of Artibles, Inc. (a development stage company) as of September 30, 2000 and the related statements of income and retained earnings, and cash flows for the three months ended, in accordance with the Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Artibles, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion

Based on my review, I am not aware of any, material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted auditing principals.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. These losses, and limited capital resources, raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Thomas Bauman
Thomas Bauman, C.P.A.
December 28, 2000


ARTIBLES, INC.
(a development stage company)
BALANCE SHEET
September 30, 2000
(Unaudited)

ASSETS

CURRENT ASSETS

    Cash (Note 1)	                      $  16,429

PROPERTY AND EQUIPMENT
	At cost, less accumulated
	Depreciation of $13,189
	(Note 1)		        		  9,311

ORGANIZATION COSTS, less accumulated
	amortization of $3,419(Note 1)             1,841

TOTAL ASSETS                            $  27,581
                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Accounts Payable     		                   33,221
	Due to Related Party (Note 5)	            23,000
      Interest Payable			                  48,750
	Total Current Liabilities                104,971
                                          --------
STOCKHOLDER'S EQUITY (DEFICIT)
	Common Stock ($.01 - 10,000,000
Shares authorized; 7,839,975 issued and
Outstanding)                             1,969,325

Deficit accumulated during
development stage		                (2,046,715)


     Total Stockholder's Equity          	 (77,971)


TOTAL LIABILITIES AND STOCKHOLDER'S
EQUITY                                   $  27,581
                                        ===========



See accompanying notes are an integral part of this statement
See Accountant's Review Report

ARTIBLES, INC.
(a development stage company)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
For the Three Months Ended September 30, 2000
(Unaudited)

Revenue                                          $      -0-

General and Administrative Expenses
      Marketing (Note 6)                               17,500
	Professional Fees	                                     3,500
      Insurance                                         6,169
      Miscellaneous                                       690
      Depreciation and amortization	                 	  1,388
                                                      --------
Total General and Administrative Expenses              29,247

Other Expenses
	Interest		                                             5,229

Net Loss                                              (34,476)


Accumulated Deficit - Beginning of Year            (2,012,239)

Accumulated Deficit - End of Year                  (2,046,715)
                                                  ============


See accompanying notes are an integral part of this statement
See Accountant's Review Report

ARTIBLES, INC.
(a development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended September 30, 2000

                                  Number of  	Common      Accumulated
                                  Shares      	Stock       Deficit

Balance as of July 1, 1998	    7,761,085   1,808,325     2,012,239

Net Loss for the year ended \                               34,476

Issuance of Common Stock              	      787,788     1,554,000
                                 ----------   ----------    ----------

Balance as of September 30,2000  7,839,975    1,969,325  	2,246,715



See accompanying notes are an integral part of this statement
See Accountant's Review Report

ARTIBLES, INC.
(a development stage company)
STATEMENT OF CASH FLOWS
For the Years Ended September 30, 2000
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

	Net Loss                             $   	(34,476)

	Adjustments to reconcile net
	loss to net cash provided by
	operating activities:                       1,388

	Depreciation
	Increase (Decrease) on liabilities
		Accounts Payable                            2,009
Due to a Related party                     (109,000)
                                          ---------

NET CASH (USED) BY OPERATING ACTIVITIES	     (144,097)


Cash Flows from Investing Activities:

	Issuance of Common Stock                     161,000
                                             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES     161,000

NET (DECREASE) INCREASE IN CASH              	 16,903

BANK OVERDRAFT AT SEPTEMBER 30, 2000             (474)

CASH AT SEPTEMBER 30, 2000                      16,429
                                     								=========

Supplemental Cash Flow Information:
Cash paid for interest was $5,229 for the three months ended September 30, 2000.

Significant Noncash Investing and Financing Activities:
Debt converted to Common Stock was $161,000 for the three months ended September
 30, 2000.


See accompanying notes are an integral part of this statement
See Accountant's Review Report


ARTIBLES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

Note 1 - Nature of Business and Liquidity:

Artibles, Inc., (the "Company") was incorporated in the state of Michigan in 1996. The Company is a development stage company that is developing an electronic worldwide distribution channel for art and collectibles utilizing Internet-ready TV set-top boxes and proprietary intranet for use by individual and business subscribers. The proprietary intranet is being developed with the objective of providing users secure electronic commerce using smart card technology.

The Company anticipates earning revenues in the form of advertising fees, computer equipment and software rental, and commission on consignment sales and auctions.

The Company is in the development stage and has not yet acquired the necessary operating assets, nor has it begun any part of its proposed business. While the Company is negotiating with prospective personnel and potential customer distribution channels, there is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will continue to incur expenses until then. From its inception through September 30, 2000, there has been no revenue earned and the Company has incurred substantial losses from operations, which have amounted to approximately $2 million on a cumulative basis. These losses, which include the costs for development of products for commercial use, have been funded by the conversion of debt to common stock. Management believes that currently available funds will not be sufficient to sustain the Company at present levels for the next 12 months. The Company's ability to continue as a going concern is dependent on funding from outside parties, and cash inflows to be generated from the Company's revenue sources. The level of realization of funding from the Company's revenue sources is presently uncertain. If the revenue sources do not generate sufficient cash, management believes additional working capital financing must be obtained.
There is no assurance any such financing is or would become available. In the event that funding is insufficient, the Company would have to substantially cut back its level of spending which could substantially curtail the Company's operations.

Management plans to raise sufficient capital through an initial private placement to fund current obligations and to provide for the remaining development of software and distribution systems necessary to begin operations. Operations are expected to commence in January of 2001.





See Accountant's Review Report
- -6-



ARTIBLES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at September 30, 2000 about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies:

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents.

Organization Costs

Costs relating to the general organization of the Company were deferred at inception. Such costs are being amortized over five years.

Income Taxes

The Company accounts for income taxes under the asset and liability method as required by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.




See Accountant's Review Report
- -7-



ARTIBLES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


Property, Equipment and Depreciation

Property and equipment are stated at cost. Significant additions or improvements extending asset lives are capitalized; normal maintenance and repair costs are expensed as incurred. Depreciation is computed on the straight line method over five years for financial reporting purposes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Note 3 - Interest Payable

The Company had interest payable in the amount of $48,750 at June 30, 2000. The amount represents accrued interest on $500,000 in convertible notes at a rate of 9.75% per annum. The notes were converted to shares on June 14, 2000.

Note 4 - Development Costs

Costs incurred to develop software technologies internally are expensed, as incurred, as development costs until technological feasibility is established. Based on the Company's development process, technological feasibility occurs upon the completion of a working model. The Company has not capitalized any software development costs to date.


Note 5 - Related Party Transactions

Epoch Resources ("Epoch") provides marketing, electronic commerce and web development services to the Company. The services totaled $17,500 for the three months ended September 30, 2000.
The Company paid $122,510 to Epoch in the three months ended September, 2000 for services rendered in the fiscal years ended June 30, 2000 and 1999. On
May 17, 1999, the Board of Directors of the Company resolved to convert $800,000 of accounts payable to Epoch into common stock.
As of September 30, 2000, the Company owed Epoch $23,000. The Chief Executive Officer and majority stockholder of Epoch is also the Chief Executive Officer, Chairman of the Board and 51% equity owner of the Company. The President of the Company is also a minority stockholder of Epoch.


Note 6 - Income Taxes
_____________________

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at September 30, 2000 are as follows:


	Deferred tax assets:
		Net operating loss carryforwards	$ 37,898

		Less: valuation allowance	        37,898

		Net deferred taxes                  $   -0-

Based on management's assessment, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets due to the likelihood that the Company may not generate sufficient taxable income during the carryforward period to utilize the net operating loss carryforwards.

At September 30,2000, the Company has net operating losses for federal and state income tax purposes of approximately $1,423,925, which begin to expire in 2020. The net operating losses can be carried forward to offset future taxable income. Utilization of the above carryforwards maybe subject to utilization limitations, which may inhibit the Company's ability to use carryforwards in the future. As a result of net operating losses, the Company has not recorded a provision for income taxes.